Form 10-K
period 1996-12-31
NELLIE MAE EDUCATION FUNDING LLC
filed 1997-03-31
CIK 1013789

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

                            ------------------------


(Mark One)
  X      Annual  report  pursuant  to  Section  13 or 15 (d)  of the  Securities
 ---     Exchange Act of 1934
         For the Fiscal Year Ended December 31, 1996.
                                                        OR
 --- Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the transition period from  ________________ to _________________

                        NELLIE MAE EDUCATION FUNDING, LLC
                        ---------------------------------
             (Exact name of registrant as specified in its charter)
               (Depositor of the Nellie Mae Education Loan Trust)

                                    333-4418
                                    --------
                            (Commission File Number)

        Delaware                                           04-3318763
        --------                                           ----------
     (State or other                                      (IRS Employer
     jurisdiction of                                    Identification No.)
     incorporation)

                       50 Braintree Hill Park - Suite 300
                         Braintree, Massachusetts 02184
                         ------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (617) 849-1325
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----
Securities registered pursuant to Section 12(g) of the Act:    None
                                                               ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None
                ----

No documents are incorporated by reference into this Form 10-K.

                                  Page 1 of 10
                         Exhibit Index appears on Page 6

     This Annual Report on Form 10-K is filed in reliance upon a letter dated December 20, 1996 issued by the Office of the Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission relating to Nellie Mae Education Funding, LLC (the "Seller") and the Nellie Mae Education Loan Trust (the "Trust") stating that the Division will not object if the Seller, on behalf of Trust, files reports pursuant to Section 13 and 15(d) of the Securities and Exchange Act of 1934 in the manner described in a letter dated November 25, 1996 to the Office of the Chief Counsel on behalf of the Seller and the Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

     Omitted.

Item 2. Properties

     The property of the Trust consists solely of a pool of education loans to students and parents of students made under a private, nongovernmental lending program, all funds collected in respect thereof and monies on deposit in certain trust accounts. For more information regarding the property of the Trust, see the Administrator's Annual Statement of Compliance provided by Nellie Mae, Inc. as the administrator of the Trust as required by the Administration Agreement (the "Administration Agreement"), dated as of June 1, 1996, by and among the Trust, Nellie Mae, Inc. as administrator, State Street Bank and Trust Company, not in its individual capacity but solely as indenture trustee and Fleet National Bank, not in its individual capacity but solely as owner trustee which is attached hereto as Exhibit 19.1 and the Servicer's Annual Statement of Compliance provided by the USA Group Loan Services, Inc. (the "Servicer") as servicer of the education loans owned by the Trust pursuant to the Servicing Agreement dated as of June 1, 1996 between the Trust and the Servicer which is attached hereto as Exhibit 19.2.

Item 3. Legal Proceedings

     The Registrant knows of no material pending legal proceedings involving the Registrant or the Trust or its property.

Item 4. Submission of Matters to a Vote of Securityholders

     No matters were submitted to Certificateholders for a vote or for consent during the fiscal year covered by this Annual Report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     At December 31, 1996, there were two beneficial holders of the Trust's LIBOR Rate Asset Backed Certificates: (i) Nellie Mae Education Funding, LLC and
(ii) NMI Education Loan Corporation, and one registered holder, CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There was one person registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

Item 6. Selected Financial Data

     Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Omitted.

Item 8. Financial Statements and Supplementary Data

     Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Nothing to report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Omitted.

Item 11. Executive Compensation

     Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1996, the Certificates were registered in the name of
(i) Nellie Mae Education Funding, LLC, (ii) NMI Education Loan Corporation and
(iii) CEDE & Co., as nominee of DTC. The books of DTC indicate that the one DTC participant institution listed below is the record owner of in excess of five percent (5%) of the Certificates issued by the Trust. Only such participant, however, knows the identity of the beneficial owner(s) of interests in such Certificates.

                  Name and Address of    Amount and Nature of
Title of Class    Beneficial Owner       Beneficial Ownership   Percent of Class
--------------    ----------------       --------------------   ----------------
LIBOR Rate
Asset Backed      Bank of New York       $7,622,000                  98.99%
Certificates      One Wall Street        Principal amount of
                  New York, NY  10286    Certificates

Item 13. Certain Relationships and Related Transactions

     Nothing to report.

                                     PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

     (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K:

     Designation                            Description
     -----------                            -----------

     Exhibit 19.1         Administrator's Annual Statement of Compliance

     Exhibit 19.2         Servicer's Annual Statement of Compliance

     Exhibit 19.3         Annual Independent Certified Public Accountant's
                          Report

     (b) Reports on Form 8-K. A Current Report on Form 8-K was filed with the Commission on October 31, 1996, November 26, 1996 and December 31, 1996. Item 5 and Item 7 were included in each Current Report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    NELLIE MAE EDUCATION FUNDING, LLC


                                     By: /s/ John F. Remondi
                                        ---------------------------
                                        John F. Remondi
                                        Chief Financial Officer

Dated:  March 28, 1997

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit
Number                                  Exhibit
------                                  -------

19.1                Administrator's Annual Statement of Compliance

19.2                Servicer's Annual Statement of Compliance

19.3                Annual Independent Certified Public Accountant's Report